Form 10-K
MORGAN STANLEY COMM MORT PASS THR CERTS SER 2003-IQ6
filed 2004-03-29
CIK 1271793

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-104283-03


        Morgan Stanley Capital I Inc.

     (Exact name of registrant as specified in its charter)



        Delaware                                        13-3291626
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


       1585 Broadway
       New York, NY                               10036
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 761-4000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___




  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.




  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Not applicable.


  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           11
             Class A-1A                           3
             Class A-2                            7
             Class A-3                            7
             Class A-4                           28
             Class B                              3
             Class C                              3
             Class D                              3
             Class E                              3
             Class EI                             1
             Class F                              3
             Class G                              3
             Class H                              3
             Class J                              3
             Class K                              3
             Class L                              3
             Class M                              3
             Class N                              3
             Class O                              3
             Class R-I                            1
             Class R-II                           1
             Class R-III                          1
             Class X-1                            6
             Class X-2                            8
             Class X-Y                            1

             Total:                             114


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.




                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.





                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) ARCap Servicing, Inc., as General Special Servicer <F1>
       b) NCB,FSB, as NCB Master Servicer <F1>
       c) National Consumer Cooperative Bank, as Co-op Special Servicer <F1>
       d) Wells Fargo Bank, N.A., as General Master Servicer <F1>
       e) GMAC Commercial Mortgage Corp., as Master Servicer of the 609
          Fifth Avenue Loan <F1>
       f) Prudential Asset Resources, Inc., as Master Servicer of the
          3 Times Square Loan <F1>
       g) Wells Fargo Bank, National Association, as Master Servicer of the Westshore Plaza Loan <F1>



    (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) ARCap Servicing, Inc., as General Special Servicer <F1>
       b) NCB,FSB, as NCB Master Servicer <F1>
       c) National Consumer Cooperative Bank, as Co-op Special Servicer <F1>
       d) Wells Fargo Bank, N.A., as General Master Servicer <F1>
       e) GMAC Commercial Mortgage Corp., as Master Servicer of the 609
          Fifth Avenue Loan <F1>
       f) Prudential Asset Resources, Inc., as Master Servicer of the
          3 Times Square Loan <F1>
       g) Wells Fargo Bank, National Association, as Master Servicer of the Westshore Plaza Loan <F1>



     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) ARCap Servicing, Inc., as General Special Servicer <F1>
       b) NCB,FSB, as NCB Master Servicer <F1>
       c) National Consumer Cooperative Bank, as Co-op Special Servicer <F1>
       d) Wells Fargo Bank, N.A., as General Master Servicer <F1>
       e) GMAC Commercial Mortgage Corp., as Master Servicer of the 609
          Fifth Avenue Loan under the GMAC Commercial Mortgage Securities, Inc.
          Series 2003-C3 Trust<F1>
       f) Prudential Asset Resources, Inc., as Master Servicer of the
          3 Times Square Loan under the Bear Stearns Commercial Mortgage
          Securities Trust 2003-PWR2 <F1>
       g) Wells Fargo Bank, National Association, as Master Servicer for the Westshore Plaza Loan under the Bear Stearns Commercial
          Mortgage Securities Trust 2003-TOP12 <F1>




     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


           No distributions to Certificate Holders were made during the fiscal period covered by this report.


   (b) On December 31, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.




  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Morgan Stanley Capital I Inc.

     (Registrant)



  Signed: Morgan Stanley Capital I Inc. as Depositor


  By:  Craig Phillips, President

  By: /s/ Craig Phillips, President

  Dated: March 26, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

  Exhibit No.



Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



Re:     Morgan Stanley Capital I Inc. Trust 2003-IQ6 (the Trust),
Commercial Mortgage Pass-Through Certificates, Series 2003-IQ6, issued pursuant to the Pooling and Servicing Agreement, dated as of December 1, 2003 (the Pooling and Servicing Agreement), among
Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer (the General Master Servicer), ARCap Servicing, Inc., as general special servicer (the General Special Servicer), NCB, FSB, as master servicer with respect to the NCB loans only (the NCB Master Servicer), National Consumer Cooperative Bank, as special servicer with respect to the Co-op Mortgage Loans only (the Co-op Special Servicer), LaSalle Bank National Association, as trustee (the Trustee), Wells Fargo Bank Minnesota, N.A., as paying agent and certificate registrar (the Paying Agent), and ABN AMRO Bank, N.V., as fiscal agent.

I, Craig Phillips, certify that:

  1. I have reviewed this annual report on Form 10-K (Annual Report), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the Reports) filed in respect of periods included in the year covered by this Annual Report, of the Trust;

  2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Paying Agent by the General Master Servicer, the NCB Master Servicer, the General Special Servicer and the Co-op Special Servicer under the Pooling and Servicing Agreement, for inclusion in the Reports is included in these Reports;

  4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Paying Agent in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the General Master Servicer, the NCB Master Servicer, the General Special Servicer and the Co-op Special Servicer have fulfilled their respective obligations under the Pooling and Servicing Agreement; and

  5. The Reports disclose all significant deficiencies relating to the General Master Servicers, the NCB Master Servicers, the General Special Servicers and/or the Co-op Special Servicers compliance with the minimum servicing standards based upon the respective reports provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.


In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Paying Agent, the General Master Servicer, the NCB Master Servicer, the General Special Servicer, the Co-op Special Servicer and the other servicers of the mortgage loans included in the Trust.


     Date: March 26, 2004

     /s/ Craig Phillips
     Signature

     President
     Title



Ex-99.1 (a)


ERNST & YOUNG   (logo)

Ernst & Young LLP
Suite 1500
2121 San Jacinto Street
Dallas, Texas 75201

Phone: (214) 969-8000
Fax:  (214) 969-8587
Telex: 6710375
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards, as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2003, is fairly stated, in all material respects.



/s/ Ernst & Young LLP

February 6, 2004

A Member Practice of Ernst & Young Global








Ex-99.1 (b)

Independent Accountants' Report

Board of Directors
NCB, FSB
Hillsboro, Ohio

We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000 as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000, respectively, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

BKD, LLP

Indianapolis, Indiana
February 12, 2004




Ex-99.1 (c)

Independent Accountants' Report

Board of Directors
NCB, FSB
Hillsboro, Ohio

We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000 as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000, respectively, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

BKD, LLP

Indianapolis, Indiana
February 12, 2004





Ex-99.1 (d)

KPMG   (logo)

Three Embarcadero Center
San Francisco, CA 94111


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.:

We have examined  management's  assertion  about Wells Fargo Commercial
Mortgage Servicing's (a division of Wells Fargo Bank, N.A.) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers
(USAP), except for minimum servicing standards V.4 and VI.I, which the MBA has interprered as being inapplicable to the servicing of commercial and multi-family loans, as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Pub1ic Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion. management's assertion that, except for minimum servicing standards V.4 and VI.l, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans, WeBs Fargo Commercial Mortgage Servicing has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects

/s/ KPMG LLP

February 20, 2004


KPMG LLP, KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.




Ex-99.1 (e)

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage
Corporation:

We have examined management's assertion, dated February 23, 2004, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2003 included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 23, 2004





Ex-99.1 (f)

PRICEWATERHOUSECOOPERS (Logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsmile (813) 286 6000
Direct Phone (646) 471-7516
Direct Fax (646) 471-8967

Report of Independent Auditors

To the Board of Directors of PMCC Holding Company:

We have examined the assertion, dated February 27,2004, by management of Prudential Asset Resources, Inc.(the "Company"), your indirect, wholly-owned subsidiary, about the Company's compliance with its established minimum servicing policy ("Servicing Policy"), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of December 31, 2003 and for the fiscal year then ended, included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the fiscal year then ended December 31, 2003 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
February 27, 2004



Ex-99.1 (g)

KPMG   (logo)

Three Embarcadero Center
San Francisco, CA 94111


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.:

We have examined  management's  assertion  about Wells Fargo Commercial
Mortgage Servicing's (a division of Wells Fargo Bank, N.A.) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers
(USAP), except for minimum servicing standards V.4 and VI.I, which the MBA has interprered as being inapplicable to the servicing of commercial and multi-family loans, as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Pub1ic Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion. management's assertion that, except for minimum servicing standards V.4 and VI.l, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans, WeBs Fargo Commercial Mortgage Servicing has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects

/s/ KPMG LLP

February 20, 2004


KPMG LLP, KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.





Ex-99.2 (a)


(Logo) ARCap

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A (the "minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and V1.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Company complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $1,500,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Chris Crouch
Chris Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 6, 2004

Attachment A

Minimum Servicing Standards

I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

       .        be mathematically accurate;
       .        be prepared within forty-five (45) calendar days after the cutoff date
       .        be reviewed and approved by someone other than the person who prepared the reconciliation; and
       .        document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




Ex-99.2 (b)

NCB FSB
A National Cooperative Bank Company
www.ncb.coop

February 12, 2004

BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204

We are providing this letter in connection with your examination of our assertion that NCB, FSB complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.

We confirm, to the best of our knowledge and belief, the following:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of NCB, FSB's compliance with the minimum servicing standards.

4. We have disclosed to you all known noncompliance with the minimum servicing standards.

5. We have made available to you all documentation related to compliance with the minimum servicing standards.

1725 Eye Street, N.W., Suite 600
Washington, DC 20006
1.800.955.9622
Tel 202.336.7700
Fax 202.336.7802


BKD, LLP
February 12, 2004
Page 2

6. We have disclosed any communications from regulatory agencies, internal auditors and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between December 31, 2003 and February 12, 2004.

7. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2003 through the date of this letter.

8. As of and for the year ended December 31,2003, NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced commercial blanket real estate loans. As of and for this same period, NCB, FSB had in effect an errors and omissions policy in the amount of $7,500,000.00 and a fidelity bond in the amount of $10,000,000.00.

/s/ Steven Brookner
Steven Brookner, CEO

/s/ Kathleen Luzik
Kathleen Luzik, COO




Ex-99.2 (c)

NCB FSB
A National Cooperative Bank Company
www.ncb.coop

February 12, 2004

BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204

We are providing this letter in connection with your examination of our assertion that NCB, FSB complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.

We confirm, to the best of our knowledge and belief, the following:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of NCB, FSB's compliance with the minimum servicing standards.

4. We have disclosed to you all known noncompliance with the minimum servicing standards.

5. We have made available to you all documentation related to compliance with the minimum servicing standards.

1725 Eye Street, N.W., Suite 600
Washington, DC 20006
1.800.955.9622
Tel 202.336.7700
Fax 202.336.7802


BKD, LLP
February 12, 2004
Page 2

6. We have disclosed any communications from regulatory agencies, internal auditors and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between December 31, 2003 and February 12, 2004.

7. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2003 through the date of this letter.

8. As of and for the year ended December 31,2003, NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced commercial blanket real estate loans. As of and for this same period, NCB, FSB had in effect an errors and omissions policy in the amount of $7,500,000.00 and a fidelity bond in the amount of $10,000,000.00.

/s/ Steven Brookner
Steven Brookner, CEO

/s/ Kathleen Luzik
Kathleen Luzik, COO




Ex-99.2 (d)

Management Assertion
February 27, 2004

As of and for the year ended December 31, 2003, Wells Fargo Commercial
Mortgage Servicing, a division of Wel1s Fargo Bank. N.A., which is a wholly subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1 , which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2003, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,OOO,000 and an error and omissions policy in the amount of $50,000,000.


/s/ Jeannette De La Garza
Jeannette De La Garza
Managing Director
Wells Fargo Commercial Mortgage Servicing


Ex-99.2 (e)

Exhibit I

Management's Assertion Concerning Compliance with Minimum Master Servicing Standards

February 23, 2004

As of and for the year ended December 31, 2003, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the minimum master servicing standards set forth in the Company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As master servicer for the transactions included in Exhibit II, the Company performs certain functions with respect to loan servicing, however, other servicing functions are performed by various subservicers.

As of December 31, 2003, the company was covered by various General Motors Corporation insurance policies providing $125 million of fidelity bond insurance and $100 million of errors and omissions insurance.

/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael J. Lipeon
Michael J. Lipeon
Executive Vice President, Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

277 PARK AVE FINANCE CORP
ACMF I SERIES 1997-C1
AETNA, SERIES 1995-C5
AMC DEPOSITOR, SERIES 1999-1
ASC, SERIES 1996-D3
ASC, SERIES 1997-D4
ASC, SERIES 1997-D5
ASW, SERIES 1993-2
ATHERTON, SERIES 1997-1
ATHERTON, SERIES 1998-A
ATHERTON, SERIES 1999-A
BACM, SERIES 2001-C1
BANK OF AMERICA 2002-X1
BKB, SERIES 1997-C1
BSF III LP 6.6 COLLATERALIZED NOTES
Cal West Trust II
CALSTRS, SERIES 2002-C6
CAPCO, SERIES 1998-D7
CBA, SERIES 1993-C1
CBM, SERIES 1996-1
CDC, SERIES 2002-FX1
CERTIFICATES FUND CORP, 1997-1
CHASE, SERIES 1996-1
CHASE, SERIES 1996-2
CHASE, SERIES 1997-1
CHASE, SERIES 1997-2
CHASE, SERIES 1998-1
CHASE, SERIES 1998-2
CHASE, SERIES 2000-FL1
CHASE, SERIES 2001-FL1
CHASE-FIRST UNION, 1999-1
CITIBANK, SERIES 1994-C2
CITICORP LEASE TRUST, SERIES 1999-1
COLUMBIA CTR TRUST, 2000-CCT
COLUMN, SERIES 2002-CCL1
COMM, SERIES 2001-FL5
COMM, SERIES 2001-J2
COMM, SERIES 2003-LNBl


CSFB, SERIES 1995-Ml
CSFB, SERIES 1997-PSl
CSFB, SERIES 1998-PS2
CSFB, SERIES 1999-PS3
CSFB, SERIES 2000-Cl
CSFB, SERIES 2000-PS4
CSFB, SERIES 2001-CF2
CSFB, SERIES 2001-SPG 1
DAIWA, SERIES 1993-1
DEUTSCHE BANC MORTGAGE (184)
DLJ, SERIES 1993-MF17
DLJ, SERIES 1996-CFl
DLJ, SERIES 1997-CFl
DLJ, SERIES 1998-STFl
DLJ-FB, SERIES 1994-MFI
ED I
ED II
EMAC, SERIES 1998-1
EMAC, SERIES 1999-1
EMAC, SERIES 2000-1
FFC FUNDING-SOMERSET MALL
FIRST BOSTON, SERIES 1995-MFI
FMAC, SERIES 1991-A
FMAC, SERIES 1993-B
FMAC, SERIES 1994-A
FMAC, SERIES 1995-B
FMAC, SERIES 1996-B
FMAC, SERIES 1997-A
FMAC, SERIES 1997-B
FMAC, SERIES 1997-C
FMAC, SERIES 1998-A
FMAC, SERIES 1998-B
FMAC, SERIES 1998-C
FMAC, SERIES 1998-D
FMAC, SERIES 2000-A
FMHA
FNMA, SERIES 1998-Ml
FOREST CITY, SERIES 1994-1
FREEHOLD RACEWAY MALL 2001-FRM
G3 STRATEGIC INV. LP 2002 WL1
GAFCO FRANCHISE 1998-1
GFCM 2003-1
GGP MALL PROP TR, SERIES 2001-GGPI
GIA SERIES 2001-A
GMACCM 2003-C2
GMACCM CANADA, SERIES 2002-FLl

GMACCM HFl, SERIES 1999-1
GMACCM HFl, SERIES 1999-2
GMACCM MT1, SERIES 1999-A
GMACCM MTl, SERIES 1999-B
GMACCM Seniors 2003-A
GMACCM, SERIES 1996-Cl
GMACCM, SERIES 1996-C2
GMACCM, SERIES 1997-Cl
GMACCM, SERIES 1997-C2
GMACCM, SERIES 1998-Cl
GMACCM, SERIES 1998-C2
GMACCM, SERIES 1999-Cl
GMACCM, SERIES 1999-C2
GMACCM, SERIES 1999-C3
GMACCM, SERIES 1999-CTLl
GMACCM, SERIES 2000-Cl
GMACCM, SERIES 2000-C2
GMACCM, SERIES 2000-C3
GMACCM, SERIES 2000-FL1
GMACCM, SERIES 2000-FLA
GMACCM, SERIES 2000-FLB
GMACCM, SERIES 2000-FLE
GMACCM, SERIES 2000-FLF
GMACCM, SERIES 200l-A
GMACCM, SERIES 2001-Cl
GMACCM, SERIES 2001-C2
GMACCM, SERIES 2001-FLl
GMACCM, SERIES 2001-FLA
GMACCM, SERIES 2002-Cl
GMACCM, SERIES 2002-C2
GMACCM, SERIES 2002-C3
GMACCM, SERIES 2002-FL1
GMACCM, SERIES 2002-LT
GMACCM, SERIES 2003 DOUBLE EAGLE
GMACCM, Series 2003-C3
GMACCM, SERIES 2003-CCl
GMACCM, Series 2003-FLl
GMACCM, SERIES 2003-FLA
GMACCM, SERIES 2003-FL-SNF
GMACCM, Series 2003-PMSRLP
G-MAX 2002 FL-A
G-MAX 2002-FX-l
GSMCII, Series 2003-Cl
GSMSC II, SERIES 1997-GLI
GSMSC II, SERIES 1998-Cl
GSMSC II, SERIES 1998-GLII

GSMSC II, SERIES 1999-C1
GSMSC II, SERIES 2001-1285
GSMSC II, SERIES 2001-GL3
GSMSC II, SERIES 20O1-ROCK
GSMSC II, SERIES 2002-GSFL V
GSMT II, SERIES 2001-GSFL IV
G-WING, SERIES 2001-WH1
HUD
IPS, SERIES 2003-1
JPMC 2002-C3
JPMC, SERIES 200l-A
JPMC, SERIES 2001-CIBC1
KIDDER PEABODY, SERIES 1994-C3
KS MORTGAGE CAP, SERIES 1995-1
LAKEWOOD MALL
LB COMMERCIAL, SERIES 1994-A
LEHMAN, SERIES 1992-1
LEHMAN, SERIES 1992-2
LEHMAN, SERIES 1994-C2
LEHMAN, SERIES 1995-C2
LEHMAN, SERIES 1996-1
LEHMAN, SERIES 1996-C2
LEHMAN, SERIES 1998-C1
LEHMAN, SERIES 2003-C4
LIBRARY TOWER, SERIES 1998-1
LLL, SERIES 1997- LL1
LONG LANE MASTER TRUST IV
LTC, SERIES 1994-1
LTC, SERIES 1996-1
LTC, SERIES 1998-1
MACERICH, SERIES 1996-C1
MALL OF AMERICA, SERIES 2000-1
MCF, SERIES 1993-C1-C2
MCF, SERIES 1995-MC1
MCF, SERIES 1996-MC1
MCF, SERIES 1996-MC2
MCF, SERIES 1998-MC1
MCF, SERIES 1998-MC3
MERRILL, SERIES 1994-Cl
MERRILL, SERIES 1995-Cl
MERRILL, SERIES 1995-C2
MERRILL, SERIES 1995-C3
MERRILL, SERIES 1996-C1
MERRILL, SERIES 1997-C1
MERRILL, SERIES 1998-C1-CTL
MERRILL, SERIES 1999-C2

MERRILL, SERIES 2000-C3
MERRILL, SERIES 2000-C4
MERRILL, SERIES 2001-C5
MERRILL, SERIES 2001-LBC
MERRILL, SERIES 2002-BC2P
MERRILL, SERIES 2002-C7
MERRILL, SERIES 2002-C8
MERRILL, SERIES 2003-CIO
MERRILL, SERIES 2003-C11
ML, SERIES 2003-C9
MORGAN, SERIES 1996-C1
MORGAN, SERIES 1997-C1
MORGAN, SERIES 1997-XL I
MORGAN, SERIES 1998-CF1
MORGAN, SERIES 1998-HF1
MORGAN, SERIES 1998-HF2
MORGAN, SERIES 1999-RM1
MORGAN, SERIES 2002-HQ
MSDW 2003-IQ4
MSDW CAPTIAL I TRUST 2002-IQ3
MSDW, SERIES 1997-HF1
MSDW, SERIES 1999-FNV1
MSDW, SERIES 2001-PPM
MSDW, SERIES 2002-WM
MSDW, SERIES 2003-IQ
MSDW, Series 2003-IQ5
NATIONS LINK, SERIES 1996-1
NB, SERIES-DMC
NEW ENDLAND MUTUAL LIFE, SERIES 1993-1
NOMURA MEGADEAL, SERIES 1995-MD IV
NOMURA MEGADEAL, SERIES 1996-MD V
NOMURA, SERIES 1993-1
NOMURA, SERIES 1994-MDI
NOMURA, SERIES 1996 MD VI
NOMURA, SERIES 1998-D6
NOMURA, SERIES 1998-STI
OREGAN, SERIES 1995-1
PAINE WEBBER, SERIES 1996-M1
SALOMON, SERIES 1999-Cl
SALOMON, SERIES 2000-C1
SASCO, SERIES 1995-C4
SASCO, SERIES 2001-C8
SC FUNDING, SERIES 1993-1
SDG MACERICH PROPERTIES LP CMO
SL COMMERCIAL, SERIES 1997-C1
SOLAR TRUST, SERIES 2001-1

SOLAR TRUST, SERIES 2002-1
Solar Trust, Series 2003-CCI
Strategic, SHC 2003-1
STRUCTURED MTG, SERIES 1994-Ml
U-HAUL, SERIES 1993-1


Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      . be mathematically accurate;

      . be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

      . be and reviewed and approved by someone other than the person who prepared the reconciliation; and

      . evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

   2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

   3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

   1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

IV. INVESTOR ACCOUNTING AND REPORTING

   1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V.  INSURANCE POLICIES

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI. MONITORING OF SUBSERVICER COMPLIANCE

   1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

   2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.


GMAC Commercial Holding Corporation



Ex-99.2 (f)

EXHIBIT I

February 27,2004

Assertion of Management of Prudential Asset Resources, Inc.

As of December 31, 2003, and for the fiscal year then ended, Prudential Asset Resources, Inc., (the "Servicer") has complied in all material respects with the minimum servicing standards set forth in the Servicer's minimum servicing policy (attached in Schedule A), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Servicer had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.

/s/ David Twardock
David Twardock, Director
Prudential Asset Resources, Inc.

2/27/04
Date


/s/ Ann Hambly
Ann Hambly, President and
Chief Executive Officer
Prudential Asset Resources, Inc.

2/19/04
Date


/s/ James McCarthy
James McCarthy, Comptroller
Prudential Asset Resources, Inc.

2/27/04
Date




Ex-99.2 (g)

Management Assertion
February 27, 2004

As of and for the year ended December 31, 2003, Wells Fargo Commercial
Mortgage Servicing, a division of Wel1s Fargo Bank. N.A., which is a wholly subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1 , which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2003, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,OOO,000 and an error and omissions policy in the amount of $50,000,000.


/s/ Jeannette De La Garza
Jeannette De La Garza
Managing Director
Wells Fargo Commercial Mortgage Servicing



Ex-99.3 (a)

OFFICER'S CERTIFICATE
ARCap Servicing, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of December 1, 2003, relating to the Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates Series 2003-IQ6 hereby certifies as follows:

1) a review of the activities of the Special Servicer during the preceding calendar year or portion thereof and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision; and

2) to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 12 day of March, 2004, I have hereunto signed my name.

ARCap Servicing, INC.
a Delaware corporation

By: /s/ James L. Duggins
James L. Duggins, President



Ex-99.3 (b)

NCB FSB
A National Cooperative Bank Company

March 15, 2004

Wells Fargo
Corporate Trust Office-CMBS Annual Compliance
9062 Old Annapolis Road
Columbia, MD 21045-1951

RE: Annual Statement as to Compliance
MS Series IQ6

Dear Sir/Madam:

In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Master Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

c. We have received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC, the Lower-Tier REMIC as a REMIC or the Grantor Trust as a grantor trust from the IRS or any other governmental agency or body.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB
NCB, FSB



Ex-99.3 (c)

NCB
National Cooperative Bank (Logo)
www.ncb.com

March 15, 2004

Wells Fargo
Corporate Trust Office-CMBS Annual Compliance
9062 Old Annapolis Road
Columbia, MD 21045-1951

RE: Annual Statement as to Compliance
    MS Series IQ6

Dear Sir/Madam:

 In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Special Servicer during the preceding calendar year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Special Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB




Ex-99.3 (d)

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE

Re: Morgan Stanley Capital I Inc.,
Commercial Mortgage Pass- Through Certificates, Series 2003-IQ6

In accordance with Section 8.12 of the Pooling and Servicing Agreement, (the "Agreement") dated December 1, 2003 executed by and between Morgan Stanley Capital I Inc., (as "Depositor"), Wells Fargo Bank National Association, (as "General Master Servicer"), ARCap Servicing, Inc., (as "General Special Servicer"), NCB, FSB, (as "NCB Master Servicer"), National Consumer Cooperative Bank, (as "Co-op Special Servicer"), LaSalle Bank National Association, (as "Trustee"), Wells Fargo Bank Minnesota, N.A.. (as "Paying Agent" and "Certificate Registrar"), and ABN AMRO Bank N.V., (as "Fiscal Agent") as authorized officer of the General Master Servicer I certify that (A) a review of the activities of such Master Servicer during the preceding calendar year or portion thereof and of the performance of such Master Servicer under this Agreement has been made under such officer's supevision and (B) to the best of such officer's knowledge, based on such review, such Master Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.

/s/ David Huebner
David Huebner
Vice President
Wells Fargo Bank National Association
Commercial Mortgage Servicing



Ex-99.3 (e)

 (Logo) GMAC

Commercial Mortgage

Annual Statement as to Compliance For the Year Ended December 31, 2003

GMAC Commercial Mortgage Securities, Inc Series 2003-C3

Pursuant to Section 3.13 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

i. A review of the activities of GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance under this Pooling and Servicing Agreement, has been made under my supervision.

ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

GMAC COMMERCIAL MORTGAGE CORPORATION

/s/ Brian T. Stauffer
By: Brian T. Stauffer
Title: Vice President
Date: February 20, 2004

..905A

200 Witmer Road - P.O. Box 1015 - Horsham, PA 19044-8015




Ex-99.3 (f)

Logo) Prudential Financial

Prudential Asset Resources
2200 Ross Avenue, Suite 4900E,
Dallas, TX 75201
Tel 214-777-4500  Fax 214-777-4556

Annual Officer Statement of Compliance

Re: Commercial Mortgage Pass-Through Certificates, Series 2003-PWR2

I, Ann Hambly, President and CEO of Prudential Asset Resources, Inc. (the "Company") hereby certify with regard to the Company's role as a Master Servicer and as 3 Times Square Special Servicer under the Pooling and Servicing Agreement, (the "Agreement") dated as of September 1, 2003 pertaining to the mortgage loans backing the above referenced certificates, that

(i) a review of the activities of the Company as a Master servicer and a Special Servicer under the Agreement during the preceding calendar year and of its performance under the Agreement has been made under my supervision;
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects throughout such year; and
(iii) the Company has received no notice regarding the qualification, or challenging the status of any REMIC Pool created by the Agreement as a REMIC or either Grantor Trust Pool as a Grantor Trust, from the IRS or any other governmental agency or body.

Effective Date of Certification: March 10, 2004

/s/ Ann Hambly
Ann Hambly, President & CEO




Ex-99.3 (g)

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE

RE: Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-TOP12

In accordance with Section 8.12 of the Pooling and Servicing Agreement, (the "Agreement") dated October 1,2003 executed by and between Bear Stearns Commercial Mortgage Securities Inc., (as "Depositor"), and Wells Fargo Bank National Association, (as "Master Servicer"), ARCAp Servicing, Inc., (as "Special Servicer"), LaSalle Bank National Association, (as "Trustee"), Wells Fargo Bank Minnesota, National Association, (as "Paying Agent" and "Certificate Registrar"), and ABN AMRO Bank N.V. (as "Fiscal Agent") as authorized officer of the Master Servicer, Wells Fargo Bank National Association, I certify that (A) a review of the activities of the Master Servicer during the preceding calendar year or portion thereof and of the performance of the Master Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.

/s/ David Huebner
David Huebner
Vice President
Wells Fargo Bank National Association
Commercial Mortgage Servicing




Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders


   No distributions were made for fiscal period reported on this report